Form 10-Q
period 2011-01-31
Europa Acquisition VIII, Inc.
filed 2011-03-30
CIK 1500367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

EUROPA ACQUISITION VIII, INC.
(Exact name of registrant as specified in Charter

Nevada	000-54217
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

100 Europa Drive, Suite 455
Chapel Hill, North Carolina 27517
 (Address of Principal Executive Offices)
 _______________

(732)409-1212
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.        Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 29, 2011: 100,000 shares of common stock.

EUROPA ACQUISITION VIII, INC.

FORM 10-Q

January 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Plan of Operation on Page 8	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4T	Control and Procedures	10

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	11
Item 1A	Risk Factors	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3.	Defaults Upon Senior Securities	11
Item 4.	(Removed & Reserved)	11
Item 5.	Other Information	11
Item 6.	Exhibits	11

SIGNATURE

EUROPA ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JANUARY 31, 2011 (UNAUDITED) AND JULY 31, 2010

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIXTH MONTH PERIOD ENDING JANUARY 31, 2011 (UNAUDITED) AND THE PERIOD FROM JULY 30, 2010 (INCEPTION) TO JANUARY 31, 2011 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JULY 30, 2010 (INCEPTION) TO JANUARY 31, 2011 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIOD ENDING JANUARY 31, 2011 (UNAUDITED) AND THE FROM PERIOD JULY 30, 2010 (INCEPTION) TO JANUARY 31, 2011 (UNAUDITED)

PAGES	5- 7	CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Europa Acquisition VIII, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	January 31, 2011	July 31, 2010
ASSETS	(Unaudited)

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$5,458	$1,250
Total Liabilities	5,458	1,250

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 100,000	100	100
and 100,000 issued and outstanding respectively
Additional paid-in capital	2,700	900
Deficit accumulated during the development stage	(8,258)	(2,250)
Total Stockholders' Deficiency	(5,458)	(1,250)

Total Liabilities and Stockholders' Deficiency	$-	$-

See Accompanying Notes to Condensed Unaudited Financial Statements

Europa Acquisition VIII, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For The Three	For The Six	For the Period from July 30, 2010
	Months Ended January 31, 2011	Months Ended January 31, 2011	(Inception) to January 31, 2011

Operating Expenses
Professional fees	$1,533	$4,208	$5,458
General and administrative	1,800	1,800	2,800
Total Operating Expenses	3,333	6,008	8,258

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(3,333)	(6,008)	(8,258)

Provision for Income Taxes	-	-	-

NET LOSS	$(3,333)	$(6,008)	$(8,258)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.06)

Weighted average number of shares outstanding
during the period - Basic and Diluted	100,000	100,000

See Accompanying Notes to Condensed Unaudited Financial Statements

Europa Acquisition VIII, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the Period from July 30, 2010 (Inception) to January 31, 2011
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Common stock issued for services to founder ($0.01/share)	-	$-	100,000	$100	$900	$-	$1,000

Net loss for the one day period ending July 31, 2010	-	-	-	-	-	(2,250)	(2,250)

Balance, July 31, 2010	-	-	100,000	100	900	(2,250)	(1,250)

In-kind contribution of salary	-	-	-	-	1,800	-	1,800

Net loss for the six months ending January 31, 2011	-	-	-	-	-	(6,008)	(6,008)

Balance, January 31, 2011	-	$-	100,000	$100	$2,700	$(8,258)	$(5,458)

See Accompanying Notes to Condensed Unaudited Financial Statements

Europa Acquisition VIII, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

		For the Period from
	For The Six Months Ended	July 30, 2010 (Inception) to
	January 31, 2011	January 31, 2011
Cash Flows From Operating Activities:
Net Loss	$(6,008)	$(8,258)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	1,000
In-kind contribution	1,800	1,800
Changes in operating assets and liabilities:
Increase in accounts payable	4,208	5,458
Net Cash Used In Operating Activities	-	-

Net Increase in Cash	-	-
Cash at Beginning of Period	-	-

Cash at End of Period	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See Accompanying Notes to Condensed Unaudited Financial Statements

EUROPA ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF JANUARY 31, 2011
(UNAUDITED)

NOTE 1             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Organization

Europa Acquisition VIII, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on July 30, 2010.  The Company was organized to pursue a business combination.

The Company was formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. It has been in the developmental stage since inception and has no operations to date. It will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that it will be successful in locating or negotiating with any target company.

Activities during the development stage include developing the business plan and raising capital.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

EUROPA ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF JANUARY 31, 2011
(UNAUDITED)

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At January 31, 2011 and July 31, 2010, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of January 31, 2011, there were no common share equivalents outstanding.

(F) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(I)Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for accounts payable and approximate fair value based on the short-term maturity of these instruments.

EUROPA ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF JANUARY 31, 2011
(UNAUDITED)

NOTE 2             STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Services

On  July 31, 2010, the Company issued 100,000 shares of common stock to its founders having a fair value of $1,000 ($0.01/share) in exchange for services provided (See Note 3).

(B) In-kind Contribution of Salary

For the six months ending January 31, 2011, the Company recorded additional paid-in capital of $1,800 for the fair value of services provided to the Company by its management.

NOTE 3             RELATED PARTY TRANSACTION

On July 31, 2010, the Company issued 100,000 shares of common stock to its founders having a fair value of $1,000 ($0.01/share) in exchange for services provided (See Note 2(A)).

NOTE 4             GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $8,258 from inception and a working capital and stockholders’ deficiency of $5,458 at January 31, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Plan of Operation

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and

(ii)	consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors.

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our officers and directors have not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operation

We have not had any operating income since inception.  For the three and six months ended January 31, 2011 we incurred a net loss of $3,333 and $6,008.  Since inception we have incurred a net loss of $8,258. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At January 31, 2011, we had no capital resources and we will need additional capital to continue operations for the next twelve months.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $8,258 from inception and a working capital and stockholders’ deficiency of $5,458 at January 31, 2011. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Peter Reichard will supervise the search for target companies as potential candidates for a business combination. Peter Reichard will pay, at his own expense, any costs he incurs in supervising the search for a target company. Peter Reichard may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. Peter Reichard controls us and therefore has the authority to enter into any agreement binding us. Peter Reichard as an officer, director and shareholder can authorize any such agreement binding us.

For the six months ending January 31, 2011, the Company recorded additional paid-in capital of $1,800 for the fair value of services provided to the Company by its management.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recent Pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity

2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.
Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any of the recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed unaudited financial statements.

Off Balance Sheet Transactions

None.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed & Reserved).

Item 5. Other Information.

None

Item 6. Exhibits

(a)   Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Peter Reichard	President and Director	March 30, 2011
Peter Reichard