Form 10-Q
period 2011-04-30
Europa Acquisition VIII, Inc.
filed 2011-06-14
CIK 1500367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 000-54215

EUROPA ACQUISITION VIII, INC.
(Exact name of registrant as specified in Charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

100 Europa Drive, Suite 455 Chapel Hill, North Carolina	27517
(Address of principal executive offices)	(Zip Code)

(732) 409-1212
 (Registrant’s telephone number, including area code)

Not applicable
 (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 13, 2011: 100,000 shares of common stock.

EUROPA ACQUISITION VIII, INC.

FORM 10-Q

April 30, 2011

i

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS QUARTERLY REPORT ON FORM 10-Q

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Europa Acquisition VIII, Inc. “SEC” refers to the Securities and Exchange Commission.

ii

Item 1.	Financial Statements.

EUROPA ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF APRIL 30, 2011 (UNAUDITED) AND JULY 31, 2010

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDING APRIL 30, 2011 AND THE PERIOD FROM JULY 30, 2010 (INCEPTION) TO APRIL 30, 2011 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JULY 30, 2010 (INCEPTION) TO APRIL 30, 2011 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIOD ENDING APRIL 30, 2011 (UNAUDITED) AND THE PERIOD FROM JULY 30, 2010 (INCEPTION) TO APRIL 30, 2011 (UNAUDITED)

PAGES	5- 7	CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

iii

Europa Acquisition VIII, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	April 30, 2011	July 31, 2010
ASSETS	(Unaudited)

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$8,796	$1,250
Total Liabilities	8,796	1,250

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 100,000	100	100
and 100,000 issued and outstanding respectively
Additional paid-in capital	3,600	900
Deficit accumulated during the development stage	(12,496)	(2,250)
Total Stockholders' Deficiency	(8,796)	(1,250)

Total Liabilities and Stockholders' Deficiency	$-	$-

See Accompanying Notes to
Condensed Unaudited Financial Statements

Europa Acquisition VIII, Inc.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

	For The Nine Months Ended	For The Three Months Ended	For the Period from July 30, 2010 (Inception) to
	April 30, 2011	April 30, 2011	April 30, 2011

Operating Expenses
Professional fees	$7,546	$3,988	$8,796
In kind contribution of services	2,700		2,700
General and administrative	-	-	1,000
Total Operating Expenses	10,246	3,988	12,496

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(10,246)	(3,988)	(12,496)

Provision for Income Taxes	-	-	-

NET LOSS	$(10,246)	$(3,988)	$(12,496)

Net Loss Per Share - Basic and Diluted	$(0.10)	$(0.04)

Weighted average number of shares outstanding
during the period - Basic and Diluted	100,000	100,000

See Accompanying Notes to
Condensed Unaudited Financial Statements

Europa Acquisition VIII, Inc. (A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the Period from July 30, 2010 (Inception) to April 30, 2011
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Common stock issued for services to founder ($0.01/share)	-	$-	100,000	$100	$900	$-	$1,000

Net loss for the one day period ending July 31, 2010	-	-	-	-	-	(2,250)	(2,250)

Balance, July 31, 2010	-	-	100,000	100	900	(2,250)	(1,250)

In kind contribution of services	-	-	-	-	2,700	-	2,700

Net loss for the nine months ending April 30, 2011	-	-	-	-	-	(10,246)	(10,246)

Balance, April 30, 2011	-	$-	100,000	$100	$3,600	$(12,496)	$(8,796)

See Accompanying Notes to
Condensed Unaudited Financial Statements

Europa Acquisition VIII, Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

For the Period from
	For The Nine	July 30, 2010
	Months Ended	(Inception) to
	April 30, 2011	April 30, 2011
Cash Flows From Operating Activities:
Net Loss	$(10,246)	$(12,496)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	1,000
In kind contribution of services	2,700	2,700
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	7,546	8,796
Net Cash Used In Operating Activities	-	-

Cash Flows From Financing Activities:
Increase in loan payable - related party
Net Cash Provided by Financing Activities

Net Increase in Cash	-	-
Cash at Beginning of Period	-	-

Cash at End of Period	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See Accompanying Notes to
Condensed Unaudited Financial Statements

EUROPA ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF APRIL 30, 2011
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

(B) Organization

Europa Acquisition VIII, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on July 30, 2010.  The Company was organized to provide business services and financing to emerging growth entities.

The Company was formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. It has been in the developmental stage since inception and has no operations to date. It will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that it will be successful in locating or negotiating with any target company.

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

EUROPA ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF APRIL 30, 2011
(UNAUDITED)

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At April 30, 2011 and July 31, 2010, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of April 30, 2011, there were no common share equivalents outstanding.

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

(I)Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for accounts payable and loan payable related party approximate fair value based on the short-term maturity of these instruments.

EUROPA ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF APRIL 30, 2011
(UNAUDITED)

NOTE 2	STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Services

On  July 31, 2010, the Company issued 100,000 shares of common stock to its founders having a fair value of $1,000 ($0.01/share) in exchange for services provided (See Note 3).

(B) In Kind Contribution of Services

For the nine months ending April 30, 2011, the Company recorded additional paid-in capital of $2,700 for the fair value of services provided to the Company by its management.

NOTE 3	RELATED PARTY TRANSACTION

On July 31, 2010, the Company issued 100,000 shares of common stock to its founders having a fair value of $1,000 ($0.01/share) in exchange for services provided (See Note 2(A)).

NOTE 4	GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $12,496 from inception and a working capital and stockholders’ deficiency of $8,796 at April 30, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

NOTE 5	SUBSEQUENT EVENT

On May 13, 2011, $1,850 in legal expenses were paid by Europa Capital, a related party, on behalf of the Company

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports and consummating an acquisition.

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

Results of Operation

We have not had any operating income since inception.  For the three and nine months ended April 30, 2011 we incurred a net loss of $3,998 and $10,246. Since inception we have incurred a net loss of $12,496. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At April 30, 2011, we had no capital resources and we will need additional capital to continue operations for the next twelve months.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with limited operations.  The Company has a net loss of $12,496 from inception and a working capital and stockholders’ deficiency of $8,796 at April 30, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On May 13, 2011, $1,850 in legal expenses were paid by Europa Capital, a related party, on behalf of the Company.

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

Recent Pronouncements

In June 2003, the SEC adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with the Company’s Annual Report for the fiscal year ended January 31, 2011, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Off Balance Sheet Transactions

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4.	Controls and Procedures.

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of April 30, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a)  Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROPA ACQUISITION VIII, INC.

Dated: June 14, 2011	By:	/s/Peter Reichard
Peter Reichard
President and Director (Principal Executive Officer and Principal Financial Officer)