Form 10-K
period 2011-07-31
Europa Acquisition VIII, Inc.
filed 2011-10-31
CIK 1500367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-54215

EUROPA ACQUISITION VIII, INC.
(Exact name of Registrant as specified in its charter)

NEVADA
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

100 Europa Drive, Suite 455
Chapel Hill, North Carolina	27517
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 409-1212

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of January 31, 2011: None.

As of October 28, 2011, there were approximately 100,000 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions.  Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties.  Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.  These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements.  In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.  All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to EUROPA ACQUISITION VIII, Inc.  “SEC” refers to the Securities and Exchange Commission.

PART I

Item 1.	Business.

Business Development

The Company was incorporated in the State of Nevada on July 30, 2010.   The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  Since inception, the Company has been engaged in organizing efforts and obtaining initial financing.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business.

Business of Issuer

The Company is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Pursuant to Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Peter Reichard, our sole officer and director. As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;
•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
•	Strength and diversity of management, either in place or scheduled for recruitment;
•
Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;
•	The extent to which the business opportunity can be advanced;
•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
•	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.  We do not intend to solicit prospective investors for any transaction. We will rely on word of mouth to locate potential merger candidates.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all, or a majority of, the Company’s directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.  Notwithstanding same since we currently have only 2 shareholders, we intend to provide our shareholders with complete disclosure concerning a possible target entity and its business, including audited financial statements (if available to us) prior to any merger or acquisition.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Properties.

The Company neither rents nor owns any properties.  We utilize the office space and equipment of our management at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.	Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No established public trading market exists for the Company’s common stock. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company’s common stock.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.001 per share.  The Common Stock is not listed on a publicly-traded market.  As of October 28, 2011, there were two stockholders of record holding an aggregate of 100,000 shares of common stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $0.001 per share.  As of October 28, 2011, there were no shares of preferred stock issued and outstanding.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs.  In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

Item 6.	Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

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

Results of Operation

We did not have any operating income from inception through July 31, 2011. For the fiscal year ended July 31, 2011, we recognized a net loss of $13,158. Expenses for the fiscal year ended July 31, 2011 were comprised of costs mainly associated with legal, accounting and compensation expenses.

Liquidity and Capital Resources

At July 31, 2011, we had cash of $0.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

Management anticipates seeking out a target company through solicitation.  Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more internet sites and similar methods.  No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest.  Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

As discussed above, we incurred a net loss of $13,158 for the fiscal year ended July 31, 2011.  Cash used in operating activities during the fiscal year ended July 31, 2011 was $2,433.  As of July 31, 2011, we had a stockholders’ deficiency of $10,808.  Accordingly, there is substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern

Peter Reichard will supervise the search for target companies as potential candidates for a business combination. Peter Reichard will pay, at his own expense, any costs he incurs in supervising the search for a target company, although he is under no obligation to do so. Peter Reichard may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application.

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

Recent Accounting Pronouncements

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements.  In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

Off Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

EUROPA ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF JULY 31, 2011 AND JULY 31, 2010

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEAR ENDED JULY 31, 2011 AND FOR THE PERIOD FROM JULY 30, 2010 (INCEPTION) TO JULY 31, 2010 AND FOR THE PERIOD FROM JULY 30, 2010 (INCEPTION) TO JULY 31, 2011

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JULY 30, 2010 (INCEPTION) TO JULY 31, 2011

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED JULY 31, 2011 AND FOR THE PERIOD FROM JULY 30, 2010 (INCEPTION) TO JULY 31, 2010 AND FOR THE PERIOD FROM JULY 30, 2010 (INCEPTION) TO JULY 31, 2011

PAGES	F-6 - F-11	NOTES TO AUDITED FINANCIAL STATEMENTS

F-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Europa Acquisition VIII, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Europa Acquisition VIII, Inc. (a development stage company) (the “Company”) as of July 31, 2011 and 2010 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the year ending July 31, 2011, the period from July 30, 2010 (inception) to July 31, 2010 and the period from July 30, 2010 (inception) to July 31, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Europa Acquisition VIII, Inc. (a development stage company) as of July 31, 2011 and 2010 and the results of its operations and its cash flows for the year ending July 31, 2011, the period from July 30, 2010 (inception) to July 31, 2010 and the period from July 30, 2010 (inception) to July 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company is in the development stage with limited operations, a net loss of $15,408 from inception and a working capital and stockholders' deficiency of $10,808 as of July 31, 2011.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
October 27, 2011

Europa Acquisition VIII, Inc.
(A Development Stage Company)
Balance Sheets

	July 31, 2011	July 31, 2010
ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	8,375	1,250
Loan Payable Related Party	2,433	-
Total Liabilities	10,808	1,250

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 100,000	100	100
and 100,000 issued and outstanding respectively
Additional paid-in capital	4,500	900
Deficit accumulated during the development stage	(15,408)	(2,250)
Total Stockholders' Deficiency	(10,808)	(1,250)

Total Liabilities and Stockholders' Deficiency	$-	$-

See Accompanying Notes to Audited Financial Statements

Europa Acquisition VIII, Inc.
(A Development Stage Company)
Statement of Operations

	For The	For the Period from July 30, 2010	For the Period from July 30, 2010
	Year Ended July 31, 2011	(Inception) to July 31, 2010	(Inception) to July 31, 2011

Operating Expenses
Professional fees	$9,558	$1,250	$10,808
Compensation Expense	3,600	1,000	4,600
Total Operating Expenses	13,158	2,250	15,408

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(13,158)	(2,250)	(15,408)

Provision for Income Taxes	-	-	-

NET LOSS	$(13,158)	$(2,250)	$(15,408)

Net Loss Per Share - Basic and Diluted	$(0.13)	$(0.02)

Weighted average number of shares outstanding
during the period - Basic and Diluted	100,000	100,000

See Accompanying Notes to Audited Financial Statements

Europa Acquisition VIII, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficiency
For the Period from July 30, 2010 (Inception) to July 31, 2011

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Common stock issued for services to founders ($0.01/share)	-	$-	100,000	$100	$900	$-	$1,000

Net loss for the one day period ended July 31, 2010	-	-	-	-	-	(2,250)	(2,250)

Balance, July 31, 2010`	-	-	100,000	100	900	(2,250)	(1,250)

In-Kind Contribution of Services					3,600		3,600

Net loss for the year ended July 31, 2011	-	-	-	-	-	(13,158)	(13,158)

Balance, July 31, 2011	-	$-	100,000	$100	$4,500	$(15,408)	$(10,808)

See Accompanying Notes to Audited Financial Statements

Europa Acquisition VIII, Inc.
(A Development Stage Company)
Statement of Cash Flows

		For the Period from	For the Period from
	For The Year Ended	July 30, 2010 (Inception) to	July 30, 2010 (Inception) to
	July 31, 2011	July 31, 2010	July 31, 2011
Cash Flows From Operating Activities:
Net Loss	$(13,158)	$(2,250)	$(15,408)
Adjustments to reconcile net loss to net cash used in operations
In-Kind Contribution of Services	3,600	1,000	4,600
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	7,125	1,250	8,375
Net Cash Used In Operating Activities	(2,433)	-	(2,433)

Cash Flows From Financing Activities:
Increase in loan payable - related party	2,433	-	2,433
Net Cash Provided by Financing Activities	2,433		2,433

Net Increase in Cash
Cash at Beginning of Period	-	-	-

Cash at End of Period	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See Accompanying Notes to Audited Financial Statements

EUROPA ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2011

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

 (A) Organization

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

(B) Use of Estimates

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At July 31, 2011 and July 31, 2010, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of July 31, 2011 and July 31, 2010, there were no common share equivalents outstanding.

EUROPA ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2011

(E) Income Taxes

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

	2011	2010

Expected income tax expense (benefit) at the statutory	$(4,474)	(765)
rate of 34%
Tax effect of expenses that are not deductible for income tax	1,224	340
purposes (net of other amounts deductible for tax purposes)
Change in valuation allowance	3,250	425
Provision for income taxes	$-	-

The components of deferred income taxes are as follows:
	2011	2011
Deferred income tax asset:
Net operating loss carryforwards	$3,675	425
Valuation allowance	3,675	(425)
Deferred income taxes	$-	-

As of July 31, 2011, the Company has a net operating loss carryforward of approximately $10,808 available to offset future taxable income through 2031. The increase in the valuation allowance at July 31, 2011 was $3,250.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

EUROPA ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2011

(G) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(H)Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for accounts payable and loan payable related party approximate fair value based on the short-term maturity of these instruments.

(I)Recent Accounting Pronouncements

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements.  In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

EUROPA ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2011

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

EUROPA ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2011

(J) Reclassifications

Certain amounts in the 2010 information have been reclassified to conform with the 2011 presentation. These reclassifications had no impact on the Company’s net loss or cash flows.

NOTE 2	STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Services

On  July 31, 2010, the Company issued 100,000 shares of common stock to its founders having a fair value of $1,000 ($0.01/share) in exchange for services provided (See Note 3).

(B) In-Kind Contribution

For the year ended July 31, 2011, a corporation related to our shareholders contributed services having a fair value at $3,600 (See Note 3).

NOTE 3             RELATED PARTY TRANSACTION

On July 31, 2010, the Company issued 100,000 shares of common stock to its founders having a fair value of $1,000 ($0.01/share) in exchange for services provided (See Note 2A).

During the year ended July 31, 2011, Europa Capital (a related party) paid $2,433 in legal expenses and filing fees on behalf of the Company. This is recorded as a related party loan payable (See Note 4).

For the year ended July 31, 2011, a corporation related to our shareholders contributed services having a fair value at $3,600 (See Note 2B).

NOTE 4             LOAN PAYABLE – RELATED PARTY
During the year ended July 31, 2011, Europa Capital (a related party) paid expenses of $2,433 on behalf of the Company in exchange for a non-interest bearing note. The note is due on demand and as of July 31, 2011, $2,433 was due (See Note 3).

EUROPA ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2011

NOTE 5             GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations.  The Company has a net loss of $15,408 from inception and a working capital and stockholders’ deficiency of $10,808 at July 31, 2011, and used $2,433 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

NOTE 6             SUBSEQUENT EVENT

Europa Capital paid $2,000 in expenses on behalf of the Company on October 18, 2011 in exchange for a non-interest bearing note. The note is due on demand.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as a result of the material weaknesses described below, the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management has concluded that there are material weaknesses in both the design and operation of the Company’s internal controls and procedures for financial reporting. A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management has identified the following material weaknesses: (i) lack of competent financial management personnel with appropriate accounting knowledge and training and (ii) insufficient controls over our period-end financial close and reporting process.  We are a small organization with only one employee. Under these circumstances it is impossible to segregate duties. We do not expect our internal controls to be effective until such time as we complete an acquisition of an operating company and even then there are no assurances that our disclosure controls will be adequate in future periods.

While we believe our financial statements included in this Report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented, as a result of the material weaknesses in our internal control over financial reporting, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis.

We currently do not have a remediation plan in place to address the aforementioned identified material weaknesses in internal control over financial reporting.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our sole director and officer as of October 28, 2011 is set forth below.

Name	Age	Position and Offices Held
Peter Reichard	53	President and Director

PETER REICHARD, President and Director, has over 20 years of experience in business development, government affairs, and political fund raising. Mr. Reichard has been a principal in Tryon Capital Ventures, LLC for the past 7 years. Tryon Capital Ventures, LLC is primarily focused on providing financial consulting services to lower middle market companies. Additionally, Mr. Reichard has served as president of Design Source, Inc, a publicly traded company (symbol: “DSGS”), a provider of market assistance to textile companies, since January 5, 2005. From 1991 to 1998 he served as President of the Greensboro Area Chamber of Commerce. He has served on the Southern Growth Policies Board and the Board of Trustees of Guilford Technical Community College as well as the board of North Carolina Citizens for Business and Industry.  Peter is currently on the Board of Design Source, Inc. He holds a BA from Guilford College.

As indicated below, within the past 5 years Mr. Reichard has had prior involvement in the formation, registration, or operation of the following blank check companies:

Name	Registration Statement Filing Date (1)	SEC File Number	Operating Status (2)	Pending Business Combination	Additional Information
Europa Acquisition I, Inc.	July 20, 2010	000-54037	Not Executed	None	On October 1, 2010, Mr. Reichard sold all of his interest in this entity for $9,000. Mr. Reichard no longer serves as an officer or director of this entity.

Europa Acquisition II, Inc.	July 20, 2010	000-54038	Completed	None	On January 31, 2011, Mr. Reichard sold all of his interest in this entity for $30,000. Mr. Reichard no longer serves as an officer or director of this entity.

Europa Acquisition III, Inc.	July 20, 2010	000-54039	Not Executed	None	On January 6, 2011, Mr. Reichard sold all of his interest in this entity for $30,000. Mr. Reichard no longer serves as an officer or director of this entity.

Europa Acquisition IV, Inc.	July 20, 2010	000-54040	Not Executed	None	On May 12, 2011, Mr. Reichard sold all of his interest in this entity for $16,500. Mr. Reichard no longer serves as an officer or director of this entity.

Europa Acquisition V, Inc.	July 20, 2010	000-54041	Not Executed	None	On June 10, 2011, Mr. Reichard resigned as an officer and director of this entity. Mr. Reichard remains a shareholder in this entity.

Europa Acquisition VI, Inc.	December 10, 2010	000-54215	Not Executed	None	Mr. Reichard has been the sole officer and director since inception

Europa Acquisition VII, Inc.	December 10, 2010	000-54216	Not Executed	None	Mr. Reichard has been the sole officer and director since inception

(1) Represents the filing date of the respective company’s registration statement.
(2) Represents whether, to the knowledge of the Company, the respective entity has completed a business combination with an operating company.

There may be inherent conflicts of interest which may arise between entities that our sole officer and director has been previously involved.  A conflict of interest may arise due to our sole officer and director being a shareholder of blank check companies which are seeking an acquisition target at the same time as the Company.

Employment Agreements

We currently do not have an employment agreement with Mr. Reichard.

Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

•
Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the SEC.  To the Company’s knowledge based on a review of copies of such reports furnished to us, all of the Company’s current directors, executive officers and beneficial owners of more than 10% of our common stock have complied with all Section 16(a) filing requirements with respect to the fiscal year ended July 31, 2011, other than as set forth below.

•	Peter Reichard failed to file a Form 3 upon the effectiveness of the Company’s registration statement on Form 10 under the Exchange Act filed with the SEC; and
•	Peter Coker failed to file a Form 3 upon the effectiveness of the Company’s registration statement on Form 10 under the Exchange Act filed with the SEC.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Item 11.	Executive Compensation.

Neither our current nor our former officers and directors have received any compensation for services rendered to us, have received compensation from us in the past, and are not accruing any compensation pursuant to any agreement with us.  However, our officers and directors anticipate receiving benefits as a beneficial stockholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.  We had no options outstanding as of July 31, 2011.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.  There are no understandings or agreements regarding compensation our management will receive after a business combination or otherwise.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors does not have a compensation committee and the entire Board of Directors performs the functions of a compensation committee.  Mr. Reichard, our sole director and officer, also serves, or has served, as a director or officer of the issuers set forth in the chart above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of October 28, 2011 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Directors and named executive officers
Peter Reichard, President and Director	60,000	60%
All directors and executive officers as a group (1 person)	60,000	60%

Beneficial owners of more than 5% of our common stock
Peter Coker	40,000	40%

We are not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

There have been no transactions since the beginning of the fiscal year ended July 31, 2011, nor are there any currently proposed transactions, in which the Company was a participant and the amount exceeds $120,000 and in which any “related person” as such term is defined in Item 404 of Regulation S-K promulgated by the SEC had or will have a direct or indirect material interest.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Peter Reichard is not considered independent because he is an executive officer of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended July 31, 2011 and 2010, we were billed approximately $3,950 and $2,000, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended July 31, 2011 and 2010.

Tax Fees

For the Company’s fiscal years ended July 31, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended July 31, 2011 and 2010.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or
•
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Report.

Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
•	may apply standards of materiality that differ from those of a reasonable investor; and
•	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number	Description
3.1	Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the SEC on July 20, 2010 (“Form 10”)]
3.2	Bylaws [incorporated by reference to Exhibit 3.2 to the Form 10]
10.1 #	Description of Verbal Management Consulting Agreement between the Company and Peter Reichard [incorporated by reference to Exhibit 10.1 to the Form 10]
31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1 *	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002

# Constitutes a management contract or compensatory plan or arrangement.
* Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROPA ACQUISITION VIII, INC.

Dated: October 31, 2011	By:	/s/ Peter Reichard
Peter Reichard President (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Peter Reichard	President, Chief Executive Officer and Director	October 31, 2011
Peter Reichard