Form 10-Q
period 2012-01-31
Europa Acquisition VIII, Inc.
filed 2012-03-15
CIK 1500367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as ofMarch 15, 2012: 100,000 shares of common stock.

EUROPA ACQUISITION VIII, INC.

FORM 10-Q

January 31, 2012

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements.” Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

Item 1.	Financial Statements.

EUROPA ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEETS AS OF JANUARY 31, 2012 (UNAUDITED) AND JULY 31, 2011

PAGE	F-2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2012 AND 2011 AND FOR THE PERIOD FROM JULY 30, 2010 (INCEPTION) TO JANUARY 31, 2012 (UNAUDITED)

PAGE	F-3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JULY 30, 2010 (INCEPTION) TO JANUARY 31, 2012 (UNAUDITED)

PAGE	F-4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2012 AND 2011 AND FOR THE PERIOD FROM JULY 30, 2010 (INCEPTION) TO JANUARY 31, 2012 (UNAUDITED)

PAGES	F-5 - F-9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Europa Acquisition VIII, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	January 31, 2012	July 31, 2011
	(Unaudited)
ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	9,389	8,375
Loan Payable Related Party	6,433	2,433
Total Liabilities	15,822	10,808

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 100,000	100	100
and 100,000 issued and outstanding respectively
Additional paid-in capital	6,300	4,500
Deficit accumulated during the development stage	(22,222)	(15,408)
Total Stockholders' Deficiency	(15,822)	(10,808)

Total Liabilities and Stockholders' Deficiency	$-	$-

See Accompanying Notes to
Condensed Unaudited Financial Statements

Europa Acquisition VIII, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For The Three	For The Three	For The Six	For The Six	For the Period from July 30, 2010
	Months Ended January 31, 2012	Months Ended January 31, 2011	Months Ended January 31, 2012	Months Ended January 31, 2011	(Inception) to January 31, 2012

Operating Expenses
Professional fees	$2,414	$1,533	$5,014	$4,208	$15,822
Compensation Expense	900	1,800	1,800	1,800	6,400
Total Operating Expenses	3,314	3,333	6,814	6,008	22,222

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(3,314)	(3,333)	(6,814)	(6,008)	(22,222)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(3,314)	$(3,333)	$(6,814)	$(6,008)	$(22,222)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.03)	$(0.07)	$(0.06)

Weighted average number of shares outstanding
during the period - Basic and Diluted	100,000	100,000	100,000	100,000

See Accompanying Notes to
Condensed Unaudited Financial Statements

Europa Acquisition VIII, Inc. (A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the Period from July 30, 2010 (Inception) to January 31, 2012
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Common stock issued for services to founders ($0.01/share)	-	$-	100,000	$100	$900	$-	$1,000

Net loss for the one day period ended July 31, 2010	-	-	-	-	-	(2,250)	(2,250)

Balance, July 31, 2010`	-	-	100,000	100	900	(2,250)	(1,250)

In-Kind Contribution of Services	-	-	-	-	3,600		3,600

Net loss for the year ended July 31, 2011	-	-	-	-	-	(13,158)	(13,158)

Balance, July 31, 2011	-	-	100,000	100	4,500	(15,408)	(10,808)

In-Kind Contribution of Services	-	-	-	-	1,800	-	1,800

Net loss for the six months ended January 31, 2012	-	-	-	-	-	(6,814)	(6,814)

Balance, January 31, 2012	-	$-	100,000	$100	$6,300	$(22,222)	$(15,822)

See Accompanying Notes to
Condensed Unaudited Financial Statements

Europa Acquisition VIII, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the Period from
	For The Six Months Ended		July 30, 2010 (Inception) to
	January 31, 2012	January 31, 2011	January 31, 2012
Cash Flows From Operating Activities:
Net Loss	$(6,814)	$(6,008)	$(22,222)
Adjustments to reconcile net loss to net cash used in operations
In-Kind Contribution of Services	1,800	1,800	6,400
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	1,014	4,208	9,389
Net Cash Used In Operating Activities	(4,000)	-	(6,433)

Cash Flows From Financing Activities:
Increase in loan payable - related party	4,000		6,433
Net Cash Provided by Financing Activities	4,000	-	6,433

Net Increase in Cash
Cash at Beginning of Period	-	-	-

Cash at End of Period	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See Accompanying Notes to
Condensed Unaudited Financial Statements

EUROPA ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2012
(UNAUDITED)

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At January 31, 2012 and July 31, 2011, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of January 31, 2012 and 2011, there were no common share equivalents outstanding.

EUROPA ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2012
(UNAUDITED)

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

EUROPA ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2012
(UNAUDITED)

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

EUROPA ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2012
(UNAUDITED)

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

(J) Reclassifications

Certain amounts in the 2011 statements have been reclassified to conform with the 2012 presentation. These reclassifications had no impact on the Company’s net loss or cash flows.

NOTE 2	STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Services

On  July 31, 2010, the Company issued 100,000 shares of common stock to its founders having a fair value of $1,000 ($0.01/share) in exchange for services provided (See Note 3).

(B) In-Kind Contribution

For the six month period ended January 31, 2012, two (2) shareholders of the company contributed services having a fair value at $1,800 (See Note 3).

For the year ended July 31, 2011 two (2) shareholders of the company contributed services having a fair value at $3,600 (see Note 3).

EUROPA ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2012
(UNAUDITED)

NOTE 3           RELATED PARTY TRANSACTION
On July 31, 2010, the Company issued 100,000 shares of common stock to its founders having a fair value of $1,000 ($0.01/share) in exchange for services provided (See Note 2A).

For the year ended July 31, 2011, Europa Capital paid $2,433 in legal expenses and filing fees on behalf of the company.

During the six month period ended January 31, 2012, Europa Capital (a related party) paid $4,000 in legal expenses and filing fees on behalf of the Company.  As of January 31, 2012, the company has a related party loan payable of $6,433.

For the six month period ended January 31, 2012, two (2) shareholders of the company contributed services having a fair value at $1,800 (See Note 2(B)).

For the year ended July 31, 2011, two (2) shareholders of the company contributed services having a fair value at $3,600 (See Note 2(B)).

NOTE 4           GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with limited operations.  The Company has a net loss of $22,222 from inception and a working capital and stockholders’ deficiency of $15,822 at January 31, 2012, and used $6,433 of cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

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

Results of Operation

We have not had any operating income since inception.  For the three months ended January 31, 2012 and January 31, 2011, we incurred a net loss of $3,314 and $3,333, respectively. For the six months ended January 31, 2012 and January 31, 2011 we incurred a net loss of $6,814 and $6,008, respectively. Since inception we have incurred a net loss of $22,222. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At January 31, 2012, we had no capital resources and we will need additional capital to continue operations for the next twelve months.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with limited operations.  The Company has a net loss of $22,222 from inception and a working capital and stockholders’ deficiency of $15,822 at January 31, 2012. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of January 31, 2012, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a)  Exhibits

Exhibit Number		Description
31.1		Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	*	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	+	XBRL Instance Document
101.SCH	+	XBRL Taxonomy Schema
101.CAL	+	XBRL Taxonomy Calculation Linkbase
101.DEF	+	XBRL Taxonomy Definition Linkbase
101.LAB	+	XBRL Taxonomy Label Linkbase
101.PRE	+	XBRL Taxonomy Presentation Linkbase

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

EUROPA ACQUISITION VIII, INC.

Dated: March 15, 2012	By:	/s/Peter Coker
Peter Coker
President and Director (Principal Executive Officer and Principal Financial Officer)